Form 10QSB
period 2001-09-30
SAVANNAH RIVER GROUP INC
filed 2002-04-18
CIK 1094764

1

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                            FORM 10-QSB
           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended September 30, 2001.

Commission File No. 000-32803



                      Savannah River Group, Inc.
            (Name of Small Business Issuer in its Charter)

       Nevada                                76-0616474
(State of Incorporation)      (I.R.S. Employer Identification Number)

  688 West Hastings Street, Suite 910, Vancouver, BC, Canada V6B 1P1
               (Address of Principal Executive Offices)

                            (604) 632-3820
                      (Issuer's Telephone Number)

                                 NA .
        (Former Name or Address, if changed since last Report)



Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes ____ No   x  .


   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE
                                YEARS)
                            Not Applicable

                 APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the Issuer's classes of common equity, as of the latest practicable date: 4,500,000 shares of Common Stock ($0.001 par value) as of September 30, 2001

   Transitional small business disclosure format: Yes ___ No   x  .










                      SAVANNAH RIVER GROUP, INC.

                Quarterly Report on Form 10-QSB for the
              Quarterly Period Ending September 30, 2001

                           Table of Contents


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited)

     Exhibit A

     Item 2.   Plan of Operation                                 3

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                 4

     Item 2.   Changes in Securities                             4

     Item 3.     Default Upon Senior Securities                  4

     Item 4.    Submission of Matters to a
                Vote of Security Holders                         4

     Item 5.    Other Information                                4

     Item 6.    Exhibits and Reports on Form 8-K


PART I. - FINANCIAL INFORMATION

Item l. Financial Statements.

      The unaudited financial statements for the quarter ended
September 30, 2001, are attached hereto as Exhibit "A".
Item 2. Plan of Operation.

  The following discussion and analysis of Savannah River Group, Inc.'s financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10Q-SB. This Form l0Q-SB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Savannah River Group, Inc.'s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10Q-SB.

  Savannah River Group, Inc. is in the early stages of development and could fail before implementing its business plan. It is a "start up" venture that will incur net losses for the foreseeable future. In its Independent Auditor's Report, Savannah River Group's accountants state that Savannah River Group, Inc. failure to generate revenues since its inception raise doubts about its ability to continue as a going concern.


Results of operations

  During the period from August 19, 1999 (date of inception) through September 30, 2001, Savannah River Group, Inc. has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb products. No revenues were received by Savannah River Group, Inc. during this period. As a result of operations Savannah River Group, Inc. has a net loss of $3300.00 for the three month period ending September 30, 2001 as compared to a net operating loss for $zero for the same period ending September 30, 2000.

  For the current fiscal year, Savannah River Group, Inc. anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1934, and expenses associated with setting up a company structure to begin implementing its business plan. Savannah River Group, Inc. has implemented its first Milestone in its business plan and has determined that a viable market does exist for its products in the state of Georgia.

  Liquidity and capital resources

  Savannah River Group, Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, Savannah River Group, Inc.'s balance sheet as of September 30, 2001, reflects total assets of $zero. Organizational expenses of $3,700 and accounting expenses of $1,500 were paid for by the initial shareholders and expensed to operations.

  Mr. Dussault and Mr. Lowry will serve in their capacity as officers and directors of Savannah River Group, Inc. without compensation until a market is developed for the Vitamineralherb products.

  Savannah River Group, Inc. has determined that a market does exist for its products, and its next step in the implementation of its business plan is to hire two salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

  Savannah River Group. Inc. will need additional capital to carry out its business plan and to hire two salespeople. Management estimates that it will require approximately $50,000.00 to hire two salespeople and pay other expenses for the next twelve months. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Savannah River Group, Inc. or at all. Savannah River Group, Inc. has no commitments for capital expenditures.

  The Company has no properties, and at this time, has no arrangements to acquire any properties. The officers of the Company currently work out of space they already maintain for their other business interests. The Company's main office will be at 688 West Hastings Street, Suite 910, Vancouver. British Columbia, Canada, V6B 1P1. The Company pays no rent for the use of the offices and has no lease agreement regarding their use. Rent and phone services for the three month period through September 30, 2001, have been estimated at $3000.00 and have been donated to the Company by its President.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

     Savannah River Group, Inc. is not a party to any pending legal proceedings or litigation, and no such proceedings are known to be contemplated.


Item 2. Changes in Securities and Use of Proceeds

     (a) None
     (b) None
     (c) None

Item 3. Default Upon Senior Securities
None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) None
     (b) None

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              Savannah River Group, Inc.
                                (Registrant)


 Date: April 17, 2002          By:  /s/ Jason Dussault______
                              Jason Dussault
                              President





Savannah River Group Inc.          Exhibit "A"
(A Development Stage Company)


                                                                 Index

Balance Sheets                                                    F-1

Statements of Operations                                          F-2

Statements of Cash Flows                                          F-3

Notes to the Financial Statements                                 F-5

Savannah River Group Inc.
(A Development Stage Company)
Balance Sheets


                                              September 30,June 30,
                                                   2001     2001
                                                    $        $
                                               (unaudited)(audited)

                                 Assets
Licenses (Notes 1 and 3)                               -     -

Total Assets                                           -     -


                  Liabilities and Shareholders' Deficit
Current Liabilities
   Accounts payable                                1,050     750
   Accrued  liabilities                            8,000   8,000

Total Liabilities                                  9,050   8,750


Contingent Liability (Note 1)

Shareholders' Deficit
Common Stock, 25,000,000 shares authorized
with a par value of $.001;
4,500,000 shares issued and outstanding respectively 4,500   4,500
Additional Paid-in Capital (Note 4(c))             25,843  25,843
Donated Capital (Note 4(b))                        25,000  22,000
Deficit Accumulated During the Development Stage  (64,393)(61,093)

Total Shareholders' Deficit                        (9,050) (8,750)

Total Liabilities and Shareholders' Deficit            -     -




Savannah River Group Inc.
(A Development Stage Company)
Statements of Operations


                             From              Three months  Three months
                             August 19, 1999   ended         ended
                           (Date of Inception) September 30, September 30,
                          to September 30,2001 2001          2000
                                    $            $          $
                               (unaudited)  (unaudited)(unaudited)

Revenues                              -            -         -

Expenses
 Accounting and audit               3,050         300        -
 Amortization                         667          -         -
  Legal and organization expenses  33,143          -         -
  License written-off               1,333          -         -
  Transfer agent                    1,200          -         -
  Value of services donated by a
  related party (Note 4)           18,750       2,250        -
  Value of rent and telephone
  donated by a related party (Note 4)
                                    6,250         750        -

                                   64,393       3,300        -

Net Loss                          (64,393)     (3,300)       -


Loss Per Share                                     -         -


Weighted Average Shares Outstanding          4,500,000  4,500,000


Savannah River Group Inc.
(A Development Stage Company)
Statements of Cash Flows


                                            Three months   Three months
                                               ended       ended
                                           September 30,   September 30,
                                                2001       2000
                                                 $          $
                                            (unaudited)    (unaudited)
Cash Flows to Operating Activities
     Net loss                                  (3,300)         -
  Non cash items
     Expenses paid by a related party
     on the Company's behalf                        -          -
     Expenses not paid with cash                    -          -
     Amortization                                   -          -
     License written-off                            -          -
     Value of services and amenities donated by
     a related party                            3,000          -
  Change in non-cash working capital items
     Accounts payable                             300          -
     Accrued offering costs                         -          -

Net Cash Used by Operating Activities               -          -

Cash Flows from Financing Activities
     Increase in shares issued                      -          -

Net Cash Provided by Financing Activities           -          -

Change in cash                                      -          -
Cash - beginning of period                          -          -

Cash - end of period                                -          -

Non-Cash Financing Activities
  A total of 2,500,000 shares were
  issued to a former director at a fair
  market value of $0.001 per share
  for organization expenses                         -          -

  A total of 2,000 shares were issued
  at a fair market value of $.001 per share
  for the acquisition of a license (Note 3)         -          -

  Debt relating to Company expenses paid
  by the President was forgiven and treated
  as additional paid-in capital                     -          -

Supplemental Disclosures
  Interest paid                                     -          -
  Income tax paid                                   -          -





1.Development Stage Company
  Savannah River Group Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on August 19, 1999. On February 14, 2000, the Company acquired a sub-license agreement ("the License Agreement") from David R. Mortenson & Associates (a related party at the time). The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in the state of Georgia via the Internet. The Company acquired the license under the terms of a settlement agreement by and between the Company and Mortenson & Associates. Mortenson & Associates had granted the Company a license to distribute and produce an oxygen enriched water product. Mortenson & Associates acquired its right to sublicense this water product to the Company from NW Technologies Inc. As a result of a legal dispute between David R. Mortenson, Mortenson & Associates and NW Technologies, Mortenson & Associates was unable to fulfill its obligations to the Company under this license. Under the terms of the settlement agreement, Mortenson & Associates, granted to the Company the license to distribute Vitamineralherb.com products in part for its agreement not to pursue its claims against Mortenson & Associates.
  The Company has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients in Georgia. The license will be automatically renewed every three years unless the Company or Vitamineralherb.com gives the other notice of its intent not to renew. Vitamineralherb.com has agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfilment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the website and the order fulfilment system will be provided by Vitamineralherb.com, while others, such as product development and store inventory, will be provided by the product supplier.
  In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern. The Company is filing a Registration Statement on Form 10-SB to register its common shares with the United States Securities Commission.


2.Summary of Significant Accounting Policies
  (a) Year end
     The Company's fiscal year end is June 30.
2.   Summary of Significant Accounting Policies (continued)
     (b)  Licenses
     The cost to acquire the Licenses were capitalized. The carrying value of the Licenses are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The Biocatalyst License was written-off to operations as at December 31, 1999 due to cancellation of the Biocatalyst License Agreement.
  (c) Cash and Cash Equivalents
     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
  (d) Revenue Recognition
     The Company will receive from the Licensor, commissions on the net sales made by the Company's customers through the Grantor's Web Site. The Grantor will retain a 10% override on gross sales made through the website by the licensee. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Licensor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.
  (e) Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.
  (f) Offering Costs
     In accordance with SEC staff accounting Bulletin No. 5 offering costs may properly be deferred and charged against proceeds of the offering. The Company has elected to charge such offering costs to operations.
  (g) Accounting for Stock-Based Compensation
     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non-employees are accounted for using SFAS No. 123.
  (h) Interim Financial Statements
     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.
3.   Licenses
  (a) The Company acquired a license to market and distribute a product in Virginia. The Company's right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. As a result, the unamortized balance of $1,333 was written-off to operations. The Company and its shareholder have the right to sue for breach of contract. This license was cancelled and all financial obligations pursuant to the License Agreement were extinguished.
  (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Georgia. The license was acquired on February 14, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The licensor retains 10% of the gross sales.
     The Company has conducted a marketing survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license. The results indicate a favourable marketing opportunity in the State of Georgia. Also see Note 1 for further details on the licenses.


4.   Related Party Transactions
  (a) Acquisition of License
     The License referred to in Note 3(a) was sold to the Company by a partnership whose general manager is the spouse of the former Secretary/Treasurer of the Company and a former director for consideration of 2,000,000 shares for total fair market consideration of $2,000, also being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was also owned by the same partnership. The general manager of the partnership owns 200,000 shares of Vitamineralherb.com.
  (b) Donated services and amenities
     Management services having a value of $18,750 ($16,500 - June 30, 2001) and rent and telephone having a value of $6,250 ($5,500 - June 30, 2001) were contributed by the President of the Company and charged to operations.
  (c) Forgiveness of debt
     Expenses of the Company in the amount of $25,843 were paid by the President of the Company. The related debt was forgiven on June 30, 2001. The debt was treated as additional paid-in capital.