Form 10QSB
period 2001-12-31
SAVANNAH RIVER GROUP INC
filed 2002-04-18
CIK 1094764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549



                            FORM 10-QSB
            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                For the quarter ended December 31, 2001.

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the Issuer's classes of common equity, as of the latest practicable date: 4,500,000 shares of Common Stock ($0.001 par value) as of June 30, 2001

    Transitional small business disclosure format: Yes ___ No   x  .










                       SAVANNAH RIVER GROUP, INC.

                 Quarterly Report on Form 10-QSB for the
                Quarterly Period Ending December 31, 2001

                            Table of Contents


PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (unaudited)          F1 -

     Exhibit A

     Item 2.   Plan of Operation                            3

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                            4

     Item 2.   Changes in Securities                        4

     Item 3.   Default Upon Senior Securities               4

     Item 4.    Submission of Matters to a Vote of Security Holders   4

     Item 5.    Other Information                           4

     Item 6.    Exhibits and Reports on Form 8-K            4


PART I. - FINANCIAL INFORMATION

Item l. Financial Statements.

      The unaudited financial statements for the quarter ended December 31, 2001, are attached hereto as Exhibit "A".
Item 2. Plan of Operation.

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


Results of operations

  During the period from August 19, 1999 (date of inception) through Decemberf 31, 2001, Savannah River Group, Inc. has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb products. No revenues were received by Savannah River Group, Inc. during this period. As a result of operations Savannah River Group, Inc. had a net loss of $6300.00 for the six month period ending December 31, 2001, as compared to a net loss of $11143.00 for the same period ending December 31, 2000.

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

Liquidity and capital resources

  Savannah River Group, Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, Savannah River Group, Inc.'s balance sheet as of December 31, 2001, reflects total assets of $zero. Organizational expenses of $3,700 and accounting expenses of $1,500 were paid for by the initial shareholders and expensed to operations.

  Savannah River Group, Inc. expects to carry out its plan of business as discussed above. Savannah River Group, Inc. has no immediate expenses, other than the $3,700 of organizational expenses incurred and paid by the initial shareholders on behalf of the Company. Mr. Dussault and Mr. Lowry will serve in their capacity as officers and directors of Savannah River Group, Inc. without compensation until a market is developed for the Vitamineralherb products.

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

  The Company has no properties, and at this time, has no arrangements to acquire any properties. The officers of the Company currently work out of space they already maintain for their other business interests. The Company's main office will be at 688 West Hastings Street, Suite 910, Vancouver. British Columbia, Canada, V6B 1P1. The Company pays no rent for the use of the offices and has no lease agreement regarding their use. Rent and phone services for the three month period ending September 30, 2001, have been estimated at $3000.00 and have been donated to the Company by its President.

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


                                               December 31,June 30,
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


Contingent Liability (Note 1)

Shareholders' Deficit
Common Stock, 25,000,000 shares authorized with a
par value of $.001;  4,500,000 shares issued and
outstanding respectively                           4,500   4,500
Additional Paid-in Capital (Note 4(c))            25,843  25,843
Donated Capital (Note 4(b))                       28,000  22,000
Deficit Accumulated During the Development Stage (67,393)(61,093)

Total Shareholders' Deficit                       (9,050) (8,750)

Total Liabilities and Shareholders' Deficit          -        -

Savannah River Group Inc.
(A Development Stage Company)
Statements of Operations

CAPTION>


                            From        Three months  Three months    Six months    Six months
                      August 19, 1999   ended         ended           ended         ended
                    (Date of Inception) December 31,  December 31,    December 31,  December 31,
                    to December 31,2001 2001          2000            2001          2000
                             $           $              $                $             $
                        (unaudited)    (unaudited)   (unaudited)     (unaudited)    (unaudited)

Revenues                  -               -             -                -            -

Expenses Accounting
and audit                 3,050           -             1,500            300          1,500
Amortization                667           -             -                -            -
Legal and organization
expenses                 33,143           -             3,643            -            3,643
License written-off       1,333           -             -                -            -
Transfer agent            1,200           -             -                -            -
Value of services
donated by a related
party (Note4)            21,000           2,250         2,250            4,500        4,500
Value of rent and
telephone donated by a
related party (Note4)     7,000           750           750              1,500        1,500

                         67,393           3,000         8,143            6,300        11,143

Net Loss                 (67,393)         (3,000)       (8,143)          (6,300)      (11,143)


Loss Per Share                            (.01)          (.01)            (.01)        (.01)
Weighted Average
Shares Outstanding                         4500000       4500000          4500000      4500000



Savannah River Group Inc.
(A Development Stage Company)
Statements of Cash Flows


                                 From         Three months  Three months  Six months    Six months
                           August 19, 1999    ended         ended         ended         ended
                         (Date of Inception)  December 31,  December 31,  December 31,  December 31,
                         to December 31,2001  2001          2000          2001          2000
                                  $            $             $             $              $
                              (unaudited)     (unaudited)   (unaudited)    (unaudited)   (unaudited)


Cash Flows to Operating
Activities
Net loss                 (67,393)             (3,000)       (8,143)        (6,300)       (11,143)
   Non cash items
Expenses paid by a
related party on
the Company's behalf      25,843               -             18,343         -             18,343
Expenses not paid with
cash                      2,500                -             -              -             -
Amortization              667                  -             -              -             -
License written-off       1,333                -             -              -             -
Value of services and
amenities donated by a
related party             28,000               3,000         3,000          6,000         6,000
Change in non-cash
working capital items
 Accounts payable         1,050                -             (1,200)         300          (1,200)
 Accrued offering costs   8,000                -             (12,000)         -           (12,000)

Net Cash Used by
Operating Activities      -                    -              -               -            -

Cash Flows from
Financing Activities
Increase in shares
issued                    -                    -              -               -            -

Net Cash Provided by
Financing Activities      -                    -              -               -            -

Change in cash            -                    -              -               -            -
Cash-beginning of period  -                    -              -               -            -

Cash - end of period      -                    -              -               -            -






Savannah River Group Inc.
(A Development Stage Company)
Statements of Cash Flows


                            From         Three months  Three months  Six months     Six months
                      August 19, 1999    ended         ended         ended          ended
                    (Date of Inception)  December 31,  December 31,  December 31,   December 31,
                    to December 31,2001  2001          2000          2001           2000
                             $            $            $               $             $
                        (unaudited)     (unaudited)    (unaudited)    (unaudited)     (unaudited)

Non-Cash Financing
Activities
A total of 2,500,000
shares were issued to
a former director at
a fair market value
of $0.001 per share
for organization
expenses                    2,500          -              -              -             -

A total of 2,000 shares
were issued at a fair
market value of $.001 per
share for the acquisition
of a license (Note 3)       2,000          -              -              -             -

Debt relating to Company
expenses paid by the
President was forgiven
and treated as additional
paid-in capital             25,843         -              -              18,343        18,343

                            30,343         -              -              18,343        18,343

Supplemental Disclosures
   Interest paid               -           -              -               -             -
   Income tax  paid            -           -              -               -             -


Savannah River Group Inc.
(A Development Stage Company)

Notes to the Financial Statements
(expressed in U.S. dollars)


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


2.Summary of Significant Accounting Policies
  (a) Year end
     The Company's fiscal year end is June 30.
Savannah River Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)

2.Summary of Significant Accounting Policies (continued)
     (b)  Licenses
     The cost to acquire the Licenses were capitalized. The carrying value of the Licenses are evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The Biocatalyst License was written-off to operations as at December 31, 1999 due to cancellation of the Biocatalyst License Agreement.
  (c) Cash and Cash Equivalents
     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
  (d) Revenue Recognition
     The Company will receive from the Licensor, commissions on the net sales made by the Company's customers through the Grantor's Web Site. The Grantor will retain a 10% override on gross sales made through the website by the licensee. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Licensor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.
  (e) Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.
  (f) Offering Costs
     In accordance with SEC staff accounting Bulletin No. 5 offering costs may properly be deferred and charged against proceeds of the offering. The Company has elected to charge such offering costs to operations.
  (g) Accounting for Stock-Based Compensation
     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non-employees are accounted for using SFAS No. 123.
  (h) Interim Financial Statements
     These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.
Savannah River Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


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


4.   Related Party Transactions
  (a) Acquisition of License
     The License referred to in Note 3(a) was sold to the Company by a partnership whose general manager is the spouse of the former Secretary/Treasurer of the Company and a former director for consideration of 2,000,000 shares for total fair market consideration of $2,000, also being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was also owned by the same partnership. The general manager of the partnership owns 200,000 shares of Vitamineralherb.com.
  (b) Donated services and amenities
     Management services having a value of $21,000 ($16,500 to June 30, 2001) and rent and telephone having a value of $7,000 ($5,500 to June 30, 2001) were contributed by the President of the Company and charged to operations.
  (c) Forgiveness of debt
     Expenses of the Company in the amount of $25,843 were paid by the President of the Company. The related debt was forgiven on June 30, 2001. The debt was treated as additional paid-in capital.