Form 10KSB
period 2001-12-31
SAVANNAH RIVER GROUP INC
filed 2002-04-23
CIK 1094764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10K-SB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934
            For the fiscal year ended June 30, 2001

               Commission file Number: 000-32803

                  Savannah River Group, Inc.
        (Name of small business issuer in its charter)

     Nevada                                  76-0616474
(State of Incorporation)           (I.R.S. Employer Identification Number)

                   688 West Hastings Street
                           Suite 910
          Vancouver, British Columbia Canada V6B 1P1
           (Address of principal executive offices)

                        (604) 632-3820
                  (Issuer's telephone number)

  Securities registered pursuant to Section 12(b) of the Act:
                             None

  Securities registered pursuant to Section 12(g) of the Act:
                Common Stock ($0.001 par value)
                       (Title of class)

Check whether the issuer (1) filed all reports to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes___ No   x  .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments of this Form 10-KSB. ( )

The issuer's revenues for the Fiscal Year ended June 30, 2001 were $0.00($Nil).

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. N/A

As of April 5, 2002, there were 4,500,000 shares of the issuer's common stock ($0.001 par value) outstanding.

Transitional Small Business Disclosure Format (check one)
Yes___ No  x  .




                       TABLE OF CONTENTS

PART I

Item 1:     Description of Business                 3

Item 2:     Description of Property                12

Item 3:     Legal proceedings                      12

Item 4:  Submission of Matters to a Vote of
         Security Holders                          13


PART II

Item 5:  Market for Common Equity and Related
         Stockholder Matters                       14

Item 6:    Management's Discussion and Analysis    14

Item 7:    Financial Statements
15

Item 8:    Changes In and Disagreements With
           Accountants                             15

PART III

Item 9:Directors, Executive Officers, Promoters and Control
Persons;
Compliance With Section 16(a) of the Exchange Act                 16

Item 10:   Executive Compensation
16

Item 11:Security Ownership of Certain Beneficial Owners and
Management                                                        17

Item 12:  Certain Relationships and Related Transactions          17

Item 13:Exhibits (Financial Statements attached as Exhibit A)     F1

                              PART I

ITEM 1:   DESCRIPTION OF BUSINESS

  Savannah River Group, Inc. was incorporated under the laws of the State of Nevada on August 19, 1999, and is in its early developmental and promotional stages. To date, Savannah River Group, Inc.'s only activities have been organizational, directed at acquiring its principal asset, raising its initial capital and developing its business plan. Savannah River Group, Inc. has not commenced commercial operations. Savannah River Group, Inc. has no full time employees and owns no real estate. Savannah River Group, Inc.'s business plan is the marketing of Vitamineralherb.com products to specific markets in the state of Georgia. Savannah River Group, Inc. intends to market high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients.

Acquisition of the license

On February 14, 2000, Savannah River Group, Inc. acquired a sub-license agreement with David R. Mortenson & Associates. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in the state of Georgia via the Internet. Savannah River Group, Inc. acquired the license under the terms of a settlement agreement by and between Savannah River Group, Inc. and Mortenson & Associates. Mortenson & Associates had granted Savannah River Group, Inc. a license to distribute and produce an oxygen enriched water product, called "Biocatalyst," for remediation of sewage and waste water in septic tanks and waste water treatment facilities. Mortenson & Associates acquired its right to sub-license Biocatalyst to Savannah River Group, Inc. from NW Technologies Inc. As a result of a legal dispute between David R. Mortenson, Mortenson & Associates and NW Technologies, Mortenson & Associates was unable to fulfill its obligations to Savannah River Group, Inc. under the license. Northwest Technologies, Inc. informed Mortenson & Associates that it was canceling all rights under its license agreement with Mortenson & Associates. Mortenson & Associates may decide to pursue litigation against Northwest Technologies, Inc. Under the terms of the settlement agreement, Mortenson & Associates, granted to Savannah River Group, Inc. the license to distribute Vitamineralherb.com products in part for its agreement not to pursue its claims against Mortenson & Associates. Savannah River Group, Inc. paid a total consideration of $2,000.00 for the original "Biocatalyst" license. The $2,000.00 was paid in the form of 2 million shares of Savannah River Group, Inc. stock, which was issued to the 10 members of Mortenson & Associates at 20000 shares each. Savannah River Group, Inc. paid no additional consideration for the Vitamineralherb.com license. Vitamineralherb.com has granted a total of 43 licenses in the United States, Canada and England.

The license

Savannah River Group, Inc. has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. Savannah River Group, Inc.'s territory is the state of Georgia. The license will be automatically renewed unless Savannah River Group, Inc. or Vitamineralherb.com gives the other notice of its intent not to renew.

   Vitamineralherb.com has agreed to provide certain business administrative services to Savannah River Group, Inc., including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling Savannah River Group, Inc. to focus strictly on marketing and sales. Vitamineralherb.com's website is operational and it is able to accept payment by check, money order, wire transfer or credit card (Visa and Master Card). Vitamineralherb.com's website address is: www.vitamineralherb.com. Vitamineralherb.com has a third party clearing bank that clears Visa and MasterCard payments and immediately forwards the payments to Vitamineralherb.com's bank. Some services, such as development of the website and the order fulfillment system will be provided by Vitamineralherb.com, while others, such as product development and store inventory, will be provided by the product supplier. Vitamineralherb.com sets the price for products based on the manufacturer's price, plus a mark up which provides a 10% commission to Vitamineralherb.com and a profit to Savannah River Group, Inc.

   Savannah River Group, Inc. and its customers will also be able to request quotes for and order custom-formulated and custom-labeled products via the website. Three different labeling options are available to customers: First, products may be ordered with the manufacturer's standard label with no customization. Second, the fitness or health professional may customize the labels by adding its name, address, and phone number to the standard label. In most cases, these labels would be a standardized label with product information and a place on the label for the wording "Distributed by." This gives these health and fitness professionals a competitive edge. Third, labels may be completely customized for the health or fitness professional.

  When a fitness or health professional becomes a client, Savannah River Group, Inc.'s salesperson will show the client how to access the Vitamineralherb website. The client is assigned an identification number that identifies it by territory, salesperson, and business name, address, and other pertinent information. The health or fitness professional may then order the products it desires directly through the Vitamineralherb.com website. It is anticipated that the customer will pay for the purchase with a credit card, electronic check ("e-check"), or debit card. All products will be shipped by the manufacturer directly to the professional or its clients.

  The website is maintained by Vitamineralherb.com, and each licensee pays an annual website maintenance fee of $500. All financial transactions are handled by Vitamineralherb.com's Internet clearing bank. The Vitamineralherb webmaster downloads e-mail orders several times a day, checks with clearing bank for payment and then submits the product order and electronic payment to International Formulation and Manufacturing.
Vitamineralherb.com then forwards the money due Savannah River Group, Inc. via electronic funds transfer, Vitamineralherb's software tracks all sales through the customer's identification number, and at month end, e-mails to Savannah River Group, Inc.
and customer a detailed report including sales commissions. Vitamineralherb has indicated that it will use e-commerce advertising such as banner ads on major servers and websites, as well as trying to insure that all major search engines pick Vitamineralherb.com first. Sales originating from the website to customers located in the state of Georgia will automatically be assigned to Savannah River Group, Inc.

Background on the manufacturer and distributor

  On June 9, 1999, Vitamineralherb.com entered into a manufacturing agreement with International Formulation and Manufacturing, Inc., a nutraceuticals manufacturing firm, located in San Diego, California, USA. International Formulation and Manufacturing was recently acquired by Ives Formulation Company and is a contract manufacturer of vitamin, mineral, nutritional supplement, and alternative health products for various marketing organizations. In addition to a line of standard products, Ives Formulation is able to manufacture custom blended products for customers. Ives Formulation Company also has the capability to supply privately labeled products for Savannah River Group, Inc.'s customers at a minimal added cost. Ives Formulation Company is a wholly-owned subsidiary of Ives Health Company, Inc. a public company traded on the NASD Bulletin Board under the symbol "IVER". Ives Formulation was acquired by Ives Health in 2000.

  The following financial information is based on Ives Health's Form 10-QSB for the period ended September 2000. Ives Health Company is a manufacturing firm that owns the formula to a line of high quality, all natural health products which are currently distributed through pharmacies in 43 states. Ives Health began operations in 1992. Ives Health's current management team includes : M. Keith Ives, President and Founder: Mick Harrison, Chief Executive Officer: Joetta J. Hughes, Chief Operating
Officer: Patrick H. Storms, President/NutraRight: and Bill Johnson, Senior Vice President/NutraRight. For the six month period ending September 30, 2000, Ives Health posted comparable sales to the same period in calendar year 1999. The net sales for the six month period ending September 30, 2000, was $457,536.00. Earnings for the quarter ending September 30, 2000 were ($869,033.00) as compared to ($204,977.00) for the same period in 1999. Ives stated that earnings were lower due to cost of supporting Ives Formulation Company and NutraRight International, Inc. For the quarter ending September 30, 2000 gross profits were $264,061.00 which was a 15% increase for the same quarter in 1999. The cost of sales decreased during the quarter ending September 30, 2000 to 42.3% of sales compared to the same period for 1999, which was 49.6% of sales. Operating expense ratios as compared to sales were significantly higher for the quarter ending September 30, 2000 as compared of the same period in 1999 due to the continued operation of Ives Formulation Company without adequate business to support it, and associated startup costs and the operation of NutraRight International, which has not yet generated revenues. Ives Formulation recorded a net loss of ($265,931.00) for operations through September 30, 2000.

  Vitamineralherb.com was incorporated as a Nevada corporation on April 2, 1999, for the main purpose of creating a virtual store that would provide customers the convenience of purchasing health-related products from any location for direct shipment to a home or business through the Internet. It is a private company and is not registered with the SEC. Its business is to market high-quality, low-cost vitamins, herbs and health supplements to health and fitness professionals that they then resell to their patients and clients. Vitamineralherb.com does not sell directly to the general public. Its website is fully functional at ww-w.vitamineralherb.com, and is receiving and processing orders from some of its 43 licensees or clients throughout the United States, Canada and Europe. Vitamineralherb.com has no significant sales or revenue generating activity. It's President and CEO is Ms. Judy Taylor.

  On July 5, 2001, Vitamineralherb.com entered into a Letter of Agreement with Gaia Garden Herbal Dispensary, located in Vancouver, British Columbia, Canada. Gaia Garden has agreed to provide, at a predetermined wholesale price, vitamin and herbal products to Vitamineralherb.com, its license holders and clients. Gaia Garden Herbal Dispensary also has the capability to supply privately-labeled products for Savannah River Group's individual clients and customers.

Implementation of business plan: Milestones

Savannah River Group, Inc.'s business plan is to determine the feasibility of selling Vitamineralherb.com products to targeted markets. Should Savannah River Group, Inc. determine that its business plan is feasible, it intends to employ salespeople to call on medical professionals, alternative health professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements and other health and fitness products. These professionals would sell the products to their clients via the Internet. Savannah River Group, Inc. will achieve implementation of its business plan by meeting the following milestones:

     Milestone 1:   Market Survey.  Management of Savannah River
     Group, Inc. has retained a company to perform a marketing survey of the State of Georgia. The survey was conducted by DealBuzz.com Corp. during the third week of July, 2001. The survey consisted of contacting over 200 chiropractors, health and fitness facilities and alternative medical practitioners. The results were very encouraging with 55% of the prospective customers responding favorably. The cost of the survey was $1,500.00 and was paid for by the President of the company.

     Milestone 2: Hire Salespeople. Should Savannah River Group, Inc. determine that the exploitation of the license is feasible, it will then have to engage salespeople to market the products. Savannah River Group, Inc. expects that it may hire two salespeople during its first year of operation. The hiring process would include running advertisements in the local newspaper and conducting interviews. It is anticipated that hiring the salespeople may take four to eight weeks.
     The cost of recruiting salespeople, not including compensation, is estimated at $3,000.00.

     Our plan is to have them initially cover the major cities, thereby keeping expenses to a minimum. The more rural areas and smaller towns will be pre-qualified by telephone marketing prior to making actual sales calls. We plan to pay our sales people with a basic draw against commissions of approximately $1,500 per month. The management of Savannah River Group, Inc. plans to move forward with the recruitment and hiring of an initial sales staff within the next nine months. The company has received no commitment for the funds required to accomplish the hiring of a sales staff.

     Milestone 3:   Establish an Office.  Savannah River Group,
     Inc. would then have to establish an office or offices for the sales force in the appropriate market or markets. This would include an office, equipment such as computers and telephones, and sample inventory for the salespeople. It is anticipated that it may take eight to twelve weeks to locate acceptable office space and select and purchase equipment. The expense of office rental, equipment and inventory samples is estimated to be $45,000 per year.

     Milestone 4:   Development of Advertising Campaign.  The next
     step would be to develop an advertising campaign, including establishing a list of prospects based on potential clients identified in the market survey, and designing and printing sales materials. It is anticipated that it would take approximately six to ten weeks to develop the advertising campaign, although, depending on the availability of resources, Savannah River Group, Inc. will attempt to develop its advertising campaign concurrently with establishing an office. The cost of developing the campaign is estimated at approximately $12,000 per year.


     Milestone 5.   Implementation of Advertising Campaign.  We
     believe that direct mail is the best and most effective method of reaching our potential clients/customers. Since we are targeting a fairly narrow segment of the population as potential retailers, we believe a well-designed mail piece and cover letter with follow up by telephone should be adequate to introduce us to our potential clients. The design and production of a mailing piece is estimated at $6,000.

     Milestone 6:   Generation of Revenues.  The management of
     Savannah River Group, Inc. believes that a planned, steady growth pattern will best serve the company. By keeping costs low and concentrating first on the major population centers, we believe that we can generate revenues in a short period of time. We hope that clients would begin placing orders within weeks of a sales call, but it may take several months before people begin to purchase products.


     No commitment to provide additional funds have been made by management or shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Savannah River Group, Inc.

Growth of the Internet and electronic commerce

  The Internet has become an increasingly significant medium for communication, information and commerce. According to NUA Internet Surveys, as of February 2000, there were approximately 275.5 million Internet users worldwide. At the IDC Internet Executive Forum held on September 28-29, 1999, IDC stated that in 1999 US $109 billion in purchases were impacted by the Internet. IDC's vice president, Sean Kaldor, indicated that figure is expected to increase more than ten-fold over the next five years to US $1.3 trillion in 2003, with $842 million completed directly over the Web. Savannah River Group, Inc. believes that this dramatic growth presents significant opportunities for online retailers.

The vitamin and alternative health product market.

In Recent years, a growing awareness of vitamins, herbs, and other dietary supplements by the general public has created a whole new segment of the field of medicine and health care products. According to Juniper Communications, online sales of such products are expected to be $434 million US in the calendar year 2003, up from $1 million in 1998.

   The electronic commerce industry is new, rapidly evolving and intensely competitive, and Savannah River Group, Inc. expects competition to intensify in the future. Barriers to entry into the electronic commerce business are minimal and current or new competitors can launch sites at a relatively low cost. In addition, the vitamin supplement, mineral and alternative health product market is very competitive and highly fragmented with no dominant leader.

Competitors can be divided into several groups including:

- traditional vitamins, supplements, minerals and alternative health products retailers;
- the online retail initiatives of several traditional vitamins, supplements, minerals and alternative health products retailers;
- online retailers of pharmaceutical and other health-related products that also carry vitamins, supplements, minerals and alternative health products;
- independent online retailers specializing in vitamins, supplements, minerals and alternative health products;
- mail-order and catalog retailers of vitamins, supplements, minerals and alternative health products, some of which have direct sales organizations, retail drugstore chains, health food store merchants, mass market retail chains and various manufacturers of alternative health products.

   Many of Savannah River Group, Inc. potential competitors have longer operating histories, larger customer or user base, greater brand recognition and significantly greater financial, marketing and other resources than we have. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the Internet and other electronic services increase.

   Competitors have and may continue to have aggressive pricing policies and devote substantially more resources to website and systems development than Savannah River Group, Inc. does.
Increased competition may result in reduced operating margins and loss of market share.

Savannah River Group, Inc. believes that the principal competitive factors in its market are:



   ability to attract and retain customers;
   breadth of product selection;
   product pricing;
   ability to customize products and labeling;
   quality and responsiveness of customer service.

   Savannah River Group, Inc. believes that it can compete favorably on these factors. However, we will have no control over how successful our competitors are in addressing these factors.
In addition, Savannah River Group, Inc's online competitors can duplicate many of the products or services offered on the VitaMineralHerb.com site.

Regulatory environment

   The manufacturing, processing, formulating, packaging, labeling and advertising of the products Savannah River Group, Inc. sells in Colorado are or may be subject to regulation by the Food & Drug Administration which administers the Federal Food, Drug, & Cosmetics Act along with relevant regulation thereto. Regulated products include herbal remedies, natural health remedies, functional foods and nutraceuticals.

  The manufacturing, processing, formulating, packaging, labeling and advertising of the products Savannah River Group, Inc. sells may also be subject to regulation by one or more U.S. federal agencies, including the Food and Drug Administration, the Federal Trade Commission, the United States Department of Agriculture and the Environmental Protection Agency. These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside.

  The Food and Drug Administration, in particular, regulates the formulation, manufacture, labeling and distribution of foods, including dietary supplements, cosmetics and over-the-counter homeopathic drugs. Under the Federal Food, Drug, and Cosmetic Act, the Food and Drug Administration may undertake enforcement actions against companies marketing unapproved drugs, or "adulterated" or "misbranded" products. The remedies available to the Food and Drug Administration include: criminal prosecution; an injunction to stop the sale of a company's products; seizure of products, adverse publicity; and "voluntary" recalls and labeling changes.

  Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded." A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling. The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a company's website may constitute "labeling" for purposes of compliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

  The Food, Drug, and cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements. With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without Food and Drug Administration pre-approval and without notifying the Food and Drug Administration. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Noncompliance could result in enforcement action by the Food and Drug Administration, an injunction prohibiting the sale of products deemed to be non-compliant, the seizure of such products and criminal prosecution.

  The Food and Drug Administration has indicated that claims or statements made on a company's website about dietary supplements may constitute "labeling" and thus be subject to regulation by the Food and Drug Administration. With respect to labeling, the Dietary Supplement Health and Education Act amends, for dietary supplements, the Nutrition Labeling and Education Act by providing that "statements of nutritional support," also referred to as "structure/function claims," may be used in dietary supplement labeling without Food and Drug Administration pre-approval, provided certain requirements are met. These statements may describe how particular dietary ingredients affect the structure or function of the body, or the mechanism of action by which a dietary ingredient may affect body structure or function, but may not state a drug claim, i.e., a claim that a dietary supplement will diagnose, mitigate, treat, cure or prevent a disease. A company making a "statement of nutritional support" must possess substantiating evidence for the statement, disclose on the label that the Food and Drug Administration has not reviewed the statement and that the product is not intended for use for a disease and notify the Food and Drug Administration of the statement within 30 days after its initial use. It is possible that the statements presented in connection with product descriptions on Savannah River Group, Inc. site may be determined by the Food and Drug Administration to be drug claims rather than acceptable statements of nutritional support. In addition, some of Savannah River Group, Inc.'s suppliers may incorporate objectionable statements directly in their product names or on their products' labels, or otherwise fail to comply with applicable manufacturing, labeling and registration requirements for over-the-counter or homeopathic drugs or dietary supplements. As a result, Vitamineralherb.com may have to remove objectionable statements or products from its site or modify these statements, or product names or labels, in order to comply with Food and Drug Administration regulations. Such changes could interfere with Savannah River Group, Inc.'s marketing or products and could cause us to incur significant additional expenses.

  In addition, the Dietary Supplement Health and Education Act allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores. The extent to which this provision may be used by online retailers is not yet clear, and Savannah River Group, Inc. cannot assure you that all pieces of "third party literature" that may be disseminated in connection with the products Savannah River Group, Inc. offers for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could render the involved product an unapproved drug or a "misbranded" product, potentially subjecting us to enforcement action by the Food and Drug Administration, and could require the removal of the non-compliant literature from Vitarmineralherb.com's website or the modification of Savannah River Group, Inc.'s selling methods, interfering with Savannah River Group, Inc.'s continued marketing of that product and causing us to incur significant additional expenses. Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administration's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of the Dietary Supplement Health and Education Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future. Two areas in particular that pose potential regulatory risk are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for "third party literature" as applied to Internet sales.

  In addition to the regulatory scheme under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the Federal Trade Commission. The Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and the Federal Trade Commission has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applica bility of its rules and its consumer protection guides to the Internet and other electronic media. The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative, "Operation Cure-All," targeting allegedly bogus health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety require ments that differ from or add to existing federal requirements.

  Savannah River Group, Inc. cannot predict the nature of any future state or Federal laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of dietary supplements is less restrictive than that of drugs and food additives, Savannah River Group, Inc. cannot assure you that the current statutory scheme and regulations applicable to dietary supplements will remain less restrictive. Further, Savannah River Group, Inc. cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to Savannah River Group, Inc.'s business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation.

Regulation of the Internet.

  In general, existing laws and regulations apply to transactions and other activity on the Internet; however, the precise applicability of these laws and regulations to the Internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and, as a result, do not contemplate or address the unique issues of the Internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the Internet. Additionally, due to the increasing use of the Internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the Internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the Internet may impair the growth of Internet use and result in a decline in Savannah River Group, Inc. sales.

  A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet, and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon Internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect Savannah River Group, Inc.'s opportunity to derive financial benefit from such activities.

Item 2.  Description of property

  The Company has no properties and, at this time, has no arrangements to acquire any properties. The officers of the Company currently work out of space they already maintain for their other business interests. The Company's main office will be at 688 West Hastings Street, Suite 910, Vancouver, British Columbia, Canada, V6B 1P1. The Company pays no rent for the use of the offices and has no lease agreement regarding their use.

Item 3.  Legal proceedings

  Savannah River Group, Inc. is not a party to any pending legal proceeding or litigation and none of its property is the subject of a pending legal proceeding. Further, the officer and director knows of no legal proceedings against Savannah River Group. Inc. or its property contemplated by any governmental authority.

  The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

  No director, officer, or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

  No matters were submitted to the shareholders during the twelve month period ended June 30, 2001.
                              PART II

Item 5.  Market for common equity and related stockholder matters

  No established public trading market exists fur Savannah River Group, Inc.'s securities. Savannah River Group, Inc. has no common equity subject to outstanding purchase options or warrants. Savannah River Group. Inc. has no securities convertible into its common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act or that Savannah River Group, Inc. has agreed to register under the Securities Act for sale by shareholders. Except for this offering, there is no common equity that is being, or has been, publicly proposed to be, publicly offered by Savannah River Group, Inc. As of June 30, 2001, there were twelve record holders of Savannah River Group, Inc., common stock.

Item 6.  Management's discussion and analysis or plan of operation

  The following discussion and analysis of Savannah River Group. Inc.'s financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10Q-SB. This Form 10Q-SB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Savannah River Group, Inc.'s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10Q-SB.

  Savannah River Group. Inc. is in the early stages of development and could fail before implementing its business plan. It is a "start up'' venture that will incur net losses for the foreseeable future. In its Independent Auditor's Report, Savannah River Group's accountants state that Savannah River Group, Inc. failure to generate revenues since its inception raise doubts about its ability to continue as a going concern.

Results of operations

  During the period from August 19, 1999 (date of inception) through June 30, 2001, Savannah River Group, Inc. has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb products. No revenues were received by Savannah River Group, Inc. during this period. As a result of operations Savannah River Group, Inc had a net operating loss of $43393.00 for the fiscal year ending June 30, 2001, as compared to a net operating loss from the date of inception (August 19, 1999) through June 30, 2000 of $17700.00.

  For the current fiscal year, Savannah River Group, Inc., anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1934, and expenses associated with setting up a company structure to begin implementing its business plan. Savannah River Group, Inc. has implemented its first Milestone in its business plan and has determined that a viable market does exist for its products in the state of Georgia. Savannah River Group, Inc. intends to initiate the steps needed to implement Milestone #2 which is to hire two salespeople to market the products. The Company anticipates that until these procedures are completed it will not generate revenues and may continue to operate at a loss.

Liquidity and capital resources

  Savannah River Group, Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity- or capital resources or shareholders ' equity. Consequently, Savannah River Group, Inc.'s balance sheet as of June 30, 2001, reflects total assets of $zero.

  Savannah River Group, Inc. expects to carry out its plan of business as discussed above. Savannah River Group, Inc. has no immediate expenses, other than general office expenses which have been paid by its President. Mr. Dussault and Mr. Lowry will serve in their capacity- as officers and directors of Savannah River Group, Inc. without compensation until a market is developed for the Vitamineralherb products.

  Savannah River Group, Inc. has determined that a market does exist for its products, and its next step in the implementation of its business plan is to hire two salespeople to call on medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar programs and other similar types of customers to interest these professionals in selling to their clients high-quality, low-cost vitamins, minerals, nutritional supplements, and other health and fitness products. These professionals would sell the products to their clients via the Internet.

  In addition. Savannah River Group, Inc. may engage in a combination with another business. Savannah River Group, Inc. cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity with which Savannah River Group, Inc. may eventually combine. Savannah River Group, Inc. has engaged in no discussions concerning potential business combinations and has not entered into any agreement for such a combination.

  Savannah River Group, Inc. will need additional capital to carry out its business plan and to hire two salespeople. Management estimates that it will require approximately $50,000.00 to hire -two salespeople and pay other expenses for the next twelve months. No commitments to provide additional funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Savannah River Group, Inc. or at all.
Savannah River Group, Inc. has no commitments for capital expenditures.

Item 7.  Financial Statements

  The Financial Statements are contained in Exhibit A at the end of this Form 10KSB.

Item 8.  Changes in and Disagreements with Accountants

  None.  Not applicable.

                             PART III

Item 9. Directors, executive officers, promoters and control persons

  The following table sets forth the name, age and position of each director and executive officer of Savannah River Group, Inc.

Name                       Age           Position

Jason Dussault             26            President, Director

Shane Lowry                30            Secretary/Treasurer,
                                         Director

  Mr. Jason Dussault has been president and director of Savannah River Group, Inc. since July 14, 2000. Mr. Dussault also serves as President of Olivia Communications Ltd. (September 2000 - present), a company that specializes in corporate communications for public companies. From 1997 through August 2000, Mr. Dussault was the President of Liberty One Communications Ltd., an investor relations service firm located in British Columbia, Canada. From 1995 through 1997, Mr. Dussault worked for Cypango Ventures in an investor relation's capacity. Cypango Ventures is a publicly traded company on the Canadian Dealers Network Exchange (CDNX).

  Mr. Shane Lowry currently serves as President of Icon Capital Group, Inc., a company with which he has been employed since October 1997. Icon Capital is a consulting firm, which works with emerging mining and technology companies. Prior to his employment with Icon Capital, Mr. Lowry was employed by Condor Goldfields, Inc., a publicly listed company trading on the Toronto Stock Exchange. His duties included corporate development and investor relations. Condor Goldfields, Inc. is a mining company with operations in Canada. From July 1995 to May 1997 Mr. Lowery worked in a similar capacity for Eaglecrest Explorations, Ltd., Cypango Ventures, Ltd., and U.S. Diamond Corp., all of which are based in Vancouver, B.C., Canada, and are listed on the Vancouver Stock Exchange. Mr. Lowery became Secretary/Treasurer and a Director of Savannah River Group on July 14, 2000.

  The directors named above are elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreements. No employment agreements currently exists or are contemplated.

  Both Mr. Dussault and Mr. Lowry will devote their time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

Item 10.  Executive compensation

  No officer or director has received any remuneration for Savannah River Group, Inc. Although there is no current plan in existence, it is possible that Savannah River Group, Inc. will adopt a plan to pay or accrue compensation to its officers and directors for services related to the implementation of Savannah River Group, Inc.'s business plan. Savannah River Group, Inc. has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. Savannah River Group, Inc. has no employment contract or compensatory plan or arrangement with any executive officer or Savannah River Group, Inc. The directors currently do no receive any cash compensation from Savannah River Group, Inc. for their services as members of the Board of Directors. There is no compensation committee, and no compensation policies have been adopted.

Item 11. Security ownership of certain beneficial owners and management

  The following table sets forth, as of March 31, 2001 Savannah River Group, Inc.'s outstanding common stock owned of record or beneficially by each Executive Officer and Director and by each person who owned of record, or was known by Texas E. Solutions, Inc. to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

Number of                        Percentage of
Name                             Shares Held      Shares Owned

J.P. Beehner                   1,250,000             28%
P.O. Box 2370
Alvin, TX 77512-2370

Dorothy A. Mortenson        1,450,000(1)          32.44%
P.O. Box 5034
Alvin, TX 77512-5034

All directors and executive
Officers as a group                 Zero             Zero

      (1) Dorothy Mortenson's shares include 200,000 shares owned by her husband, David R. Mortenson.

Item 12.  Certain relationships and related transactions

  No director, executive officer or nominee for election as a director of Savannah River Group, Inc., and no owner of five percent or more of Savannah River Group, Inc.'s outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount received exceeds $60,000. Management services having a value of $18,750.00 and rent and telephone having a value of $5,500.00 have been contributed to the company by Mr. Jason Dussault, it's President, and these have been charged to operations. Savannah River Group, Inc. shareholder David R. Mortenson is also a shareholder of Vitamineralherb.com, Inc.

Item 13.  Exhibits

     The Company did not file any Current Reports on Form 8-K.

     Financial statements attached as Exhibit A.

In accordanced with Section 13 or 15(d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Savannah Rive3r Group, Inc.
By:
      /s/ Jason Dussault              .
Jason Dussault, President
Dated: April 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the date indicated:

     Signature                               Title

     /s/  Jason Dussault           President and Director


    /s/ Shane Lowry                Secretary/Treasurer, Director

Dated: April 18, 2002

                             Exhibit A

Savannah River Group Inc.
(A Development Stage Company)


                                                            Index

Independent Auditor's Report                                  F-2

Balance Sheets                                                F-3

Statements of Operations                                      F-4

Statements of Cash Flows                                      F-5

Statement of Shareholders' Equity                             F-6

Notes to the Financial Statements                             F-9
Independent Auditor's Report


To the Board of Directors
Savannah River Group Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Savannah River Group Inc. (A Development Stage Company) as of June 30, 2001 and 2000 and the related statements of operations, shareholders' deficit and cash flows for the period from August 19, 1999 (Date of Inception) to June 30, 2001 and the period from August 19, 1999 (Date of Inception) to June 30, 2000 and the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Savannah River Group Inc. (A Development Stage Company), as of June 30, 2001 and 2000 and the results of its operations and its cash flows for the period from August 19, 1999 (Date of Inception) to June 30, 2001 and the period from August 19, 1999 (Date of Inception) to June 30, 2000 and the year ended June 30, 2001 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues or conducted any operations since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


"Manning Elliott"


CHARTERED ACCOUNTANTS
Vancouver, Canada
July 6, 2001
Savannah River Group Inc.
(A Development Stage Company)
Balance Sheets


                                                 June 30, June 30,
                                                   2001     2000
                                                    $        $

                                 Assets
License (Note 3)                                      -      -

Total Assets                                          -      -


                  Liabilities and Shareholders' Deficit
Current Liabilities
 Accounts payable                                  750     1,200
Accrued liabilities                              8,000    12,000

Total Liabilities                                8,750    13,200


Contingent Liability (Note 1)

Shareholders' Deficit
Common Stock, 25,000,000 shares authorized with a par value
 of $.001; 4,500,000 shares issued and outstanding respectively
                                                4,500      4,500
Additional Paid-in Capital (Note 4(c))         25,843          -
Donated Capital (Note 4(b))                    22,000          -
Deficit Accumulated During
the Development Stage                         (61,093)   (17,700)

Total Shareholders' Deficit                    (8,750)   (13,200)

Total Liabilities and Shareholders' Deficit         -      -



Savannah River Group Inc.
(A Development Stage Company)
Statements of Operations


                   From August 19, 1999 Year ended From August 19, 1999
                   (Date of Inception)  June 30,   (Date of Inception)
                     to June 30, 2001     2001     to June 30, 2000
                            $              $             $

Revenues                      -              -             -

Expenses
 Accounting and audit     2,750          2,750             -
 Amortization               667              -           667
 Legal and organization expenses
                         33,143         18,643        14,500
 License written-off      1,333              -         1,333
 Transfer agent           1,200              -         1,200
 Value of services
 donated by a related
 party (Note 4)          16,500         16,500             -
 Value of rent and
 telephone donated by a
 related party (Note 4)   5,500          5,500             -

                         61,093         43,393        17,700

Net Loss                (61,093)       (43,393)      (17,700)


Loss Per Share                          (.01)           (.01)


Weighted Average Shares Outstanding  4,500,000      4,500,000


Savannah River Group Inc.
(A Development Stage Company)
Statements of Cash Flows


                        From August 19, 1999 Year ended   From August 19, 1999
                         (Date of Inception)  June 30,     (Date of Inception)
                           to June 30, 2001     2001         to June 30, 2000
                                    $              $             $

Cash Flows to Operating
Activities
  Net loss                          (61,093)    (43,393)      (17,700)
 Non cash items
  Expenses paid by a related
  party on the Company's behalf      25,843      25,843             -
Expenses not paid with cash           2,500           -         2,500
Amortization                            667           -           667
License written-off                   1,333           -         1,333
Value of services and amenities
donated by a related party           22,000      22,000             -
 Change in non-cash working
 capital items
   Accounts payable                     750        (450)        1,200
Accrued offering costs                8,000      (4,000)       12,000

Net Cash Used by Operating Activities     -           -             -

Cash Flows from Financing Activities
    Increase in shares issued             -           -             -

Net Cash Provided by Financing Activities -           -             -

Change in cash                            -           -             -
Cash - beginning of period                -           -             -

Cash - end of period                      -           -             -

Non-Cash Financing Activities
 A total of 2,500,000 shares were
 issued to a former director at a fair
 market value of $0.001 per share
  for organization expenses           2,500           -         2,500

 A total of 2,000 shares were issued
 at a fair market value of $.001 per share
for the acquisition of a license (Note 3)
                                      2,000           -         2,000

Debt relating to Company expenses
paid by the President was forgiven
and treated as additional
paid-in capital                      25,843      25,843             -

                                     30,343      25,843         4,500

Supplemental Disclosures
 Interest paid                            -           -             -
 Income tax paid                          -           -             -



Savannah River Group Inc.
(A Development Stage Company)
Statement of Shareholders' Deficit
From August 19, 1999 (Date of Inception) to June 30, 2001


                                                          Deficit
                                                          Accumulated
                                     Additional           During the
                       Common Stock  Paid-in    Donated   Development
                       Shares Amount Capital    Capital   Stage
                          #      $     $           $       $

Balance-August
19, 1999
(Date of Inception)       -      -      -          -        -

Stock issued for
$2,500 of
organizational
expenses            2500000   2,500     -          -        -
 Stock issued for
 license            2000000   2,000     -          -        -
Net loss for the
period                    -       -     -          -        (17,700)

Balance - June
 30, 2000           4500000   4,500     -          -        (17,700)

Net loss for
 the year                 -       -     -          -        (43,393)

Expenses paid by
 shareholder on
behalf of the
Company                   -       -  25,843        -         -

Services and
amenities contributed
by a shareholder          -       -     -       22,000       -

Balance - June
30, 2001           4500000    4,500  25,843     22,000       (61,093)



1.Development Stage Company
  Savannah River Group Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on August 19, 1999. On February 14, 2000, the Company acquired a sub-license agreement with David R. Mortenson & Associates (a related party). The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in the state of Georgia via the Internet. The Company acquired the license under the terms of a settlement agreement by and between the Company and Mortenson & Associates, an affiliate of Vitamineralherb.com. Mortenson & Associates had granted the Company a license to distribute and produce an oxygen enriched water product. Mortenson & Associates acquired its right to sublicense this water product to the Company from NW Technologies Inc. As a result of a legal dispute between David R. Mortenson, Mortenson & Associates and NW Technologies, Mortenson & Associates was unable to fulfill its obligations to the Company under the license. Under the terms of the settlement agreement, Vitamineralherb.com, an affiliate of Mortenson & Associates, granted to the Company the license to distribute Vitamineralherb.com products in part for its agreement not to pursue its claims against Mortenson & Associates.
  The Company has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients in Georgia. The license will be automatically renewed every three years unless the Company or Vitamineralherb.com gives the other notice of its intent not to renew. Vitamineralherb.com has agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfillment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the website and the order fulfillment system will be provided by Vitamineralherb.com, while others, such as product development and store inventory, will be provided by the product supplier.
  In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern. The Company is filing a Registration Statement on Form 10-SB to register its common shares with the United States Securities Commission.

2.Summary of Significant Accounting Policies
  (a) Year end
     The Company's fiscal year end is June 30.
     (b)  Licenses
     The cost to acquire the License was capitalized. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License has been written-off to operations as at December 31, 1999 due to cancellation of the Biocatalyst License Agreement.
  (c) Cash and Cash Equivalents
     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
  (d) Revenue Recognition
     The Company will receive from the Licensor, commissions of 10% on the gross sales made by the Company's customers through the Grantor's Web Site. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Licensor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.
  (e) Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.
  (f) Offering Costs
     In accordance with SEC staff accounting Bulletin No. 5 offering costs may properly be deferred and charged against proceeds of the offering. The Company has elected to charge such offering costs to operations.
  (g) Accounting for Stock-Based Compensation
     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non-employees are accounted for using SFAS No. 123.

3.   Licenses
  (a) The Company acquired a license to market and distribute a product in Virginia. The Company's right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. As a result, the unamortized balance of $1,333 was written-off to operations. The Company and its shareholder have the right to sue for breach of contract. This license was cancelled and all financial obligations pursuant to the License Agreement were extinguished.
  (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Georgia. The license was acquired on February 14, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The licensor retains 10% of the gross sales.
     The Company has conducted a marketing survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license. The results indicate a favorable marketing opportunity in the State of Georgia.
     Also see Note 1 for further details on the licenses.

4.   Related Party Transactions
  (a) Acquisition of License
     The License referred to in Note 3(a) was sold to the Company by a partnership whose general manager is the spouse of the former Secretary/Treasurer of the Company and a former director for consideration of 2,000,000 shares for total fair market consideration of $2,000, also being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was granted by a company affiliated with the same partnership.
  (b) Donated services and amenities
     Management services having a value of $16,500 and rent and telephone having a value of $5,500 were contributed by the President of the Company and charged to operations.
  (c) Forgiveness of debt
     Expenses of the Company in the amount of $25,843 were paid by the President of the Company. The related debt was forgiven on June 30, 2001. The debt was treated as additional paid-in capital.