Form 10QSB
period 2002-03-31
SAVANNAH RIVER GROUP INC
filed 2002-05-14
CIK 1094764

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                          FORM 10-QSB
       QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
              For the quarter ended March 31, 2002

                 Commission file No. 000-32803



                   Savannah River Group, Inc.
         (Name of Small Business Issuer in its Charter)

Nevada                                        76-0616474
(State of Incorporation)          (I.R.S. Employer
                                 Identification Number)

688 West Hastings Street, Suite 910, Vancouver, B.C., Canada V6B 1P1
            (Address of Principal Executive Offices)

                         (604) 632-3820
                  (Issuer's Telephone Number)

                              NA.
     (Former Name or Address, if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x   NO

                              NA.
(Issuers involved in Bankruptcy proceedings during the past five years)

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each the Issuer's classes of common equity, as of the latest practable date:
4,500,000 shares of Common Stock ($0.001 par value) as of March
31, 2002.

Transitional small business disclosure format: Yes      No    X














                   SAVANNAH RIVER GROUP, INC.

            Quarterly Report on Form 10-QSB for the
            Quarterly Period Ending March 31, 2002.



                       Table of Contents


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)                  Exhibit A

Item 2.   Plan of Operation                                 Page 3


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 Page 4

Item 2.   Change in Securities                              Page 4

Item 3.   Default Upon Senior Securities                    Page 4

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  Page 4

Item 5.   Other Information                                 Page 5

Item 6.   Exhibits and Reports on Form 8-K                  Page 5







PART I. - FINANCIAL INFORMATION.

Item 1. Financial Statements.
     The unaudited financial statements for the quarter ended
March 31, 2002, are attached hereto as Exhibit "A".


                                             Exhibit "A"
Part I    Financial Information
Item 1    Financial Statements

Savannah River Group Inc.
(A Development Stage Company)
Balance Sheets


                                                March 31, June 30,
                                                   2002     2001
                                                    $        $
                                               (unaudited)(audited)

                                 Assets
Licenses (Notes 1 and 3)                               -     -

Total Assets                                           -     -


                 Liabilities and Stockholders' Deficit
Current Liabilities
   Accounts payable                                6,100     750
   Accrued liabilities                             4,000   8,000

Total Liabilities                                 10,100   8,750


Contingent Liability (Note 1)

Stockholders' Deficit
Common Stock, 25,000,000 shares authorized with
a par value of $.001; 4,500,000 shares issued
and  outstanding                                   4,500   4,500
Additional Paid-in Capital (Note 4(c))            25,843  25,843
Donated Capital (Note 4(b))                       31,000  22,000
Deficit Accumulated During the Development Stage (71,443)(61,093)

Total Stockholders' Deficit                      (10,100) (8,750)

Total Liabilities and Stockholders' Deficit           -     -

   Savannah River Group Inc.
(A Development Stage Company)
Statements of Operations


                            From        Three months  Three months  Nine months  Nine months
                      August 19, 1999   ended         ended         ended        ended
                    (Date of Inception) March 31,     March 31,     March 31,    March 31,
                     to March 31, 2002  2002          2001          2002         2001
                              $           $           $             $            $
                        (unaudited)     (unaudited)   (unaudited)   (unaudited)  (unaudited)

Revenues                -               -             -             -            -

Expenses
Accounting
and audit               4,100        1,050            -             1,350        1,500
Amortization            667          -                -             -            -
Legal and
organization expenses   33,143       -                -             -            3,643
License written-off     1,333        -                -             -            -
Transfer agent          1,200        -                -             -            -
Value of services
donated by a related
party (Note 4)          23,250       2,250            2,250         6,750        6,750
Value of rent and
telephone donated
by a related party
(Note 4)                7,750        750              750           2,250        2,250

                        71,443       4,050            3,000         10,350       14,143

Net Loss                (71,443)     (4,050)          (3,000)       (10,350)     (14,143)


Loss Per Share                       (.01)            (.01)         (.01)        (.01)
Weighted Average
Shares Outstanding                   4,500,000        4,500,000     4,500,000    4,500,000


(Diluted loss per share has not been presented as the result is anti-dilutive)


Savannah River Group Inc.
(A Development Stage Company)
Statements of Cash Flows


                            From        Three months  Three months  Nine months  Nine months
                      August 19, 1999   ended         ended         ended        ended
                    (Date of Inception) March 31,     March 31,     March 31,    March 31,
                     to March 31, 2002  2002          2001          2002         2001
                              $           $           $             $            $
                        (unaudited)     (unaudited)   (unaudited)   (unaudited)  (unaudited)



Cash Flows to
Operating Activities
   Net loss             (71,443)        (4,050)       (3,000)       (10,350)     (14,143)
   Less adjustments to
   reconcile net loss
   to cash
Expenses paid by a
related party on the
Company's behalf        25,843          -             -              -            18,343

Expenses not paid
with cash               2,500           -             -              -            -
Amortiation             667             -             -              -            -
License written-off     1,333           -             -              -            -
Value of services and
amenities donated
by a related party      31,000          3,000         3,000          9,000        9,000
Change in non-cash
working capital items
Increase(decrease)in
accounts payable        6,100           5,050         -              5,350        (1,200)
Increase (decrease)in
accrued liabilities     4,000           (4,000)       -              (4,000)      (12,000)

Net Cash Used by
Operating Activities    -               -             -               -           -

Cash Flows from
Financing Activities
Increase in shares
issued                  -               -             -               -           -

Net Cash Provided by
Financing Activities    -               -             -               -           -

Change in cash          -               -             -               -           -
Cash - beginning
of period               -               -             -               -           -

Cash - end of period    -               -             -               -           -



Savannah River Group Inc.
(A Development Stage Company)
Statements of Cash Flows

                            From        Three months  Three months  Nine months  Nine months
                      August 19, 1999   ended         ended         ended        ended
                    (Date of Inception) March 31,     March 31,     March 31,    March 31,
                     to March 31, 2002  2002          2001          2002         2001
                              $           $           $             $            $
                        (unaudited)     (unaudited)   (unaudited)   (unaudited)  (unaudited)


Non-Cash Financing
Activities

A total of 2,500,000
shares were issued
to a former director
at a fair market value
of $0.001 per share
for organization
expenses                2,500           -             -             -            -

A total of 2,000
shares were issued
at a fair market
value of $.001 per
share for the
acquisition of a
license(Note3)          2,000           -             -             -            -

Debt relating to
Company expenses paid
by the President was
forgiven and treated
as additional
paid-in capital         25,843          -             -             -            18,343

                        30,343          -             -             -            18,343

Supplemental
Disclosures

   Interest paid        -               -             -             -            -
 Income tax paid        -               -             -             -            -



Savannah River Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)


1.Development Stage Company
  Savannah River Group Inc. herein (the "Company") was incorporated in the State of Nevada, U.S.A. on August 19, 1999. On February 14, 2000, the Company acquired a sub-license agreement ("the License Agreement") from David R. Mortenson & Associates (a related party at the time). The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in the state of Georgia via the Internet. The Company acquired the license under the terms of a settlement agreement by and between the Company and Mortenson & Associates. Mortenson & Associates had granted the Company a license to distribute and produce an oxygen enriched water product. Mortenson & Associates acquired its right to sublicense this water product to the Company from NW Technologies Inc. As a result of a legal dispute between David R. Mortenson, Mortenson & Associates and NW Technologies, Mortenson & Associates was unable to fulfill its obligations to the Company under this license. Under the terms of the settlement agreement, Mortenson & Associates, granted to the Company the license to distribute Vitamineralherb.com products in part for its agreement not to pursue its claims against Mortenson & Associates.
  The Company has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients in Georgia. The license will be automatically renewed every three years unless the Company or Vitamineralherb.com gives the other notice of its intent not to renew. Vitamineralherb.com has agreed to provide certain business administrative services to the Company, including product development, store inventory, website creation and maintenance, establishment of banking liaisons, and development and maintenance of an order fulfilment system, thereby enabling the Company to focus strictly on marketing and sales. Some services, such as development of the website and the order fulfilment system will be provided by Vitamineralherb.com, while others, such as product development and store inventory, will be provided by the product supplier.
  In a development stage company, management devotes most of its activities in investigating business opportunities. Planned principal activities have not yet begun. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and/or attain profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products at a profit. There is substantial doubt regarding the Company's ability to continue as a going concern. The Company has filed a Registration Statement on Form 10-SB to register its common shares with the United States Securities Commission.


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


4.   Related Party Transactions
  (a) Acquisition of License
     The License referred to in Note 3(a) was sold to the Company by a partnership whose general manager is the spouse of the former Secretary/Treasurer of the Company and a former director for consideration of 2,000,000 shares for total fair market consideration of $2,000, also being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was also owned by the same partnership. The general manager of the partnership owns 200,000 shares of Vitamineralherb.com.
  (b) Donated services and amenities
     Management services having a value of $23,250 ($16,500 to June 30, 2001) and rent and telephone having a value of $7,750 ($5,500 to June 30, 2001) were contributed by the President of the Company and charged to operations. Management services are based on time spent by the President on the Company's affairs. Rent and telephone are based upon a reasonable allocation of expenses paid by an affiliated company. These expenses would not have been any different had the Company been an unaffiliated company.
  (c) Forgiveness of debt
     Expenses of the Company in the amount of $25,843 were paid by the President of the Company. The related debt was forgiven on June 30, 2001. The debt was treated as additional paid-in capital.



Item 2. Plan of Operation.

  The following discussion and analysis of Savannah River Group, Inc.'s financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10Q-SB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Savannah River Group, Inc.'s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10Q-SB.
  Savannah River Group, Inc. is in the early stages of development and could fail before implementing its business plan. It is a "start up" venture that will incur net losses for the foreseeable future. In its Independent Auditor's Report, Savannah River Group's accountants state that Savannah River Group, Inc. failure to generate revenues since its inception raise doubts about its ability to continue as a going concern.

Result of Operations

  During the period from August, 1999 (date of inception) through March 31, 2002, Savannah River Group, Inc. has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb products and market research. No revenues were received by Savannah River Group, Inc. during this period. As a result of operations Savannah River Group, Inc. has a net operating loss of $4050.00 for the three month period ending March 31, 2001, as compared to a net operating loss of $3000.00 for the same period ending March 31, 2001.
  For the current fiscal year, Savannah River Group, Inc. Anticipates incurring a loss as a result of operational expenses to begin implementing its business plan. Savannah River Group, Inc. Has implemented the first Milestone in its business plan and has determined that a viable market does exist for its products in the state of Georgia.

Liquidity and Capital Resources

  Savannah River Group, Inc. Remains in the development stage and, since its inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Consequently, Savannah River Group, Inc.'s balance sheet reflects assets of $zero as of March 31, 2002. Mr. Dussault and Mr. Lowry intend to serve in their capacity as officers and directors of Savannah River Group, Inc. Without compensation until a market is developed fro the Vitamineralherb products.
  Savannah River Group, Inc. has determined that a market does exist for its products, and its next step in the implementation of its business plan is to hire salespeople to call on medical professionals, alternative health professionals, martial arts studios ans instructors, sports and fitness trainers, other health and fitness professionals,, school an other fund raising programs and other similar types of customers to interest these professionals in selling to their clients highquality, low cost vitamins, minerals, nutritional supplements, and other health and fitness products.
  Savannah River Group, Inc. will need additional capital to carry out its business plan and to hire two salespeople. Management estimates that it will require approximately $50,000.00 to hire two salespeople and pay other expenses for the next twelve months. No commitments to provide additioal funds have been made by management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to Savannah River Group, Inc. or at all. Savanah River Group, Inc. has no comitments for capital expenditures.
  The Company has no properties, and at this time, has no plans to acquire any properties. The officers of the Company curently work out of space that they maintain for their other business interests. The Company's main office will be at 688 West Hastings Street, Suite 910, Vancouver, British Columbia, Canada, V6B 1P1. Savannah River Group pays no rent for the use of the offices and has no lease agreement regarding their use. Rent and phone services for the three month period through March 31, 2002, have been estimated as $3000.00 and have been donated to the Company by its President.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  Savannah River Group, Inc. Is not a party to any pending legal proceedings or litigation, and no such proceedings are known to be contemplated.

Item 2. Change in Securities and Use of Proceeds

  (a)None
  (b)None
  (c)None

Item 3. Default Upon Senior Securities

  None

Item 4. Submission of Matters to a Vote of Security Holders

  None

Item 5. Other Information

  None

Item 6. Exhibits and Reports on Form 8-K

  (a)None
  (b)None

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Savannah River Group, Inc.

            By: /s/ Jason Dussault
                   Jason Dussault, President