Form 10KSB
period 2002-06-30
SAVANNAH RIVER GROUP INC
filed 2002-09-25
CIK 1094764

2

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10K-SB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
                For the fiscal year ended June 30, 2002

                   Commission file Number: 000-32803

                      Savannah River Group, Inc.
            (Name of small business issuer in its charter)

     Nevada                                  76-0616460
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

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  x   No     .

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments of this Form 10-KSB. ( )

The issuer's revenues for the Fiscal Year ended June 30, 2002 were $0.00($Nil).

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specific date within the past 60 days. N/A

As of April 5, 2002, there were 4,500,000 shares of the issuer's common stock ($0.001 par value) outstanding.

Transitional Small Business Disclosure Format (check one) Yes___ No  x  .




                           TABLE OF CONTENTS

PART I

Item 1:                              Description of Business     2

Item 2:                              Description of Property     11

Item 3:                                    Legal proceedings     11

Item 4:  Submission of Matters to a Vote of Security Holders     11


PART II

Item 5:Market for Common Equity and Related Stockholder Matters  12

Item 6:                Management's Discussion and Analysis      12

Item 7:                                 Financial Statements     13

Item 8:  Changes In and Disagreements With Accountants    13

PART III

Item 9:Directors, Executive Officers, Promoters and Control Persons;
     Compliance With Section 16(a) of the Exchange Act    14

Item 10:                              Executive Compensation     14

Item 11:Security Ownership of Certain Beneficial Owners and Management
15

Item 12:      Certain Relationships and Related Transactions     15

Item 13:                    Exhibits and Reports on Form 8-K     15
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

Acquisition of the license

On February 14, 2000, Savannah River Group, Inc. acquired a sub-license agreement with David R. Mortenson & Associates. The License Agreement grants an exclusive right to distribute Vitamineralherb.com products to health and fitness professionals in the state of Georgia via the Internet. Savannah River Group, Inc. acquired the license under the terms of a settlement agreement by and between Savannah River Group, Inc. and Mortenson & Associates. Mortenson & Associates had granted Savannah River Group, Inc. a license to distribute and produce oxygen enriched water product, called "Biocatalyst," for remediation of sewage and wastewater in septic tanks and wastewater treatment facilities. Mortenson & Associates acquired its right to sub-license Biocatalyst to Savannah River Group, Inc. from NW Technologies Inc. As a result of a legal dispute between David R. Mortenson, Mortenson & Associates and NW Technologies, Mortenson & Associates was unable to fulfill its obligations to Savannah River Group, Inc. under the license. Northwest Technologies, Inc. informed Mortenson & Associates that it was canceling all rights under its license agreement with Mortenson & Associates. Mortenson & Associates may decide to pursue litigation against Northwest Technologies, Inc. Under the terms of the settlement agreement, Mortenson & Associates granted to Savannah River Group, Inc. the license to distribute Vitamineralherb.com products in part for its agreement not to pursue its claims against Mortenson & Associates. Savannah River Group, Inc. paid a total consideration of $2,000.00 for the original "Biocatalyst" license. The $2,000.00 was paid in the form of 2 million shares of Savannah River Group, Inc. stock, which was issued to the 10 members of Mortenson & Associates at 20000 shares each. Savannah River Group, Inc. paid no additional consideration for the Vitamineralherb.com license. Vitamineralherb.com has granted a total of 43 licenses in the United States, Canada and England.

The license

Savannah River Group, Inc. has a three-year license to market and sell vitamins, minerals, nutritional supplements, and other health and fitness products to medical professionals, alternative health pro fessionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness professionals, school and other fund raising programs and other similar types of customers via the Internet for sale to their clients. Savannah River Group, Inc.'s territory is the state of Georgia. The license will be automatically renewed unless Savannah River Group, Inc. or Vitamineralherb.com gives the other notice of its intent not to renew.

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

Background on the manufacturer and distributor

  On June 9, 1999, Vitamineralherb.com entered into a manufacturing agreement with International Formulation and Manufacturing, Inc., a nutraceuticals-manufacturing firm, located in San Diego, California, USA. International Formulation and Manufacturing was recently acquired by Ives Formulation Company and is a contract manufacturer of vitamin, mineral, nutritional supplement, and alternative health products for various marketing organizations. In addition to a line of standard products, Ives Formulation is able to manufacture custom blended products for customers. Ives Formulation Company also has the capability to supply privately labeled products for Savannah River Group, Inc.'s customers at a minimal added cost. Ives Formulation Company is a wholly owned subsidiary of Ives Health Company, Inc. a public company traded on the NASD Bulletin Board under the symbol "IVER". Ives Formulation was acquired by Ives Health in 2000.

  The following financial information is based on Ives Health's Form 10-QSB for the period ended September 2000. Ives Health Company is a manufacturing firm that owns the formula to a line of high quality, all natural health products which are currently distributed through pharmacies in 43 states. Ives Health began operations in 1992. Ives Health's current management team includes : M. Keith Ives, President and Founder: Mick Harrison, Chief Executive Officer: Joetta J. Hughes, Chief Operating Officer: Patrick H. Storms, President/NutraRight: and Bill Johnson, Senior Vice President/NutraRight. For the six-month period ending September 30, 2000, Ives Health posted comparable sales to the same period in calendar year 1999. The net sales for the six-month period ending September 30, 2000, was $457,536.00. Earnings for the quarter ending September 30, 2000 were ($869,033.00) as compared to ($204,977.00) for the same period in 1999. Ives stated that earnings were lower due to cost of supporting Ives Formulation Company and NutraRight International, Inc. For the quarter ending September 30, 2000 gross profits were $264,061.00 which was a 15% increase for the same quarter in 1999. The cost of sales decreased during the quarter ending September 30, 2000 to 42.3% of sales compared to the same period for 1999, which was 49.6% of sales. Operating expense ratios as compared to sales were significantly higher for the quarter ending September 30, 2000 as compared of the same period in 1999 due to the continued operation of Ives Formulation Company without adequate business to support it, and associated startup costs and the operation of NutraRight International, which has not yet generated revenues. Ives Formulation recorded a net loss of ($265,931.00) for operations through September 30, 2000.

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

     Milestone 1:   Market Survey.  Management of Savannah River
     Group, Inc. has retained a company to perform a marketing survey of the State of Georgia. The survey was conducted by DealBuzz.com Corp. during the third week of July 2001. The survey consisted of contacting over 200 chiropractors, health and fitness facilities and alternative medical practitioners. The results were very encouraging with 55% of the prospective customers responding favorably. The cost of the survey was $1,500.00 and was paid for by the President of the company.

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

  Food and Drug Administration regulations require that certain informational labeling be presented in a prescribed manner on all foods, drugs, dietary supplements and cosmetics. Specifically, the Food, Drug, and Cosmetic Act requires that food, including dietary supplements, drugs and cosmetics, not be "misbranded." A product may be deemed an unapproved drug and "misbranded" if it bears improper claims or improper labeling. The Food and Drug Administration has indicated that promotional statements made about dietary supplements on a company's website may constitute "labeling" for purposes of com pliance with the provisions of the Food, Drug, and Cosmetic Act. A manufacturer or distributor of dietary supplements must notify the Food and Drug Administration when it markets a product with labeling claims that the product has an effect on the structure or function of the body. Noncompliance with the Food, Drug, and Cosmetic Act, and recently enacted amendments to that Act discussed below, could result in enforcement action by the Food and Drug Administration.

  The Food, Drug, and cosmetic Act has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. The Dietary Supplement Health and Education Act created a new statutory framework governing the definition, regulation and labeling of dietary supplements. With respect to definition, the Dietary Supplement Health and Education Act created a new class of dietary supplements, consisting of vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, metabolites, extracts or combinations of such dietary ingredients. Generally, under the Dietary Supplement Health and Education Act, dietary ingredients that were on the market before October 15, 1994 may be sold without Food and Drug Administration pre-approval and without notifying the Food and Drug Administration. In contrast, a new dietary ingredient, i.e., one not on the market before October 15, 1994, requires proof that it has been used as an article of food without being chemically altered or evidence of a history of use or other evidence of safety establishing that it is reasonably expected to be safe. Retailers, in addition to dietary supplement manufacturers, are responsible for ensuring that the products they market for sale comply with these regulations. Non compliance could result in enforcement action by the Food and Drug Administration, an injunction prohibiting the sale of products deemed to be non-compliant, the seizure of such products and criminal prosecution.

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

  In addition, the Dietary Supplement Health and Education Act allows the dissemination of "third party literature" in connection with the sale of dietary supplements to consumers at retail if the publication meets statutory requirements. Under the Dietary Supplement Health and Education Act, "third party literature" may be distributed if, among other things, it is not false or misleading, no particular manufacturer or brand of dietary supplement is promoted, a balanced view of available scientific information on the subject matter is presented and there is physical separation from dietary supplements in stores. The extent to which this provision may be used by online retailers is not yet clear, and Savannah River Group, Inc. cannot assure you that all pieces of "third party literature" that may be disseminated in connection with the products Savannah River Group, Inc. offers for sale will be determined to be lawful by the Food and Drug Administration. Any such failure could render the involved product an unapproved drug or a "misbranded" product, potentially subjecting us to enforcement action by the Food and Drug Administration, and could require the removal of the non-compliant literature from Vitamineralherb.com's website or the modification of Savannah River Group, Inc.'s selling methods, interfering with Savannah River Group, Inc.'s continued marketing of that product and causing us to incur significant additional expenses. Given the fact that the Dietary Supplement Health and Education Act was enacted only five years ago, the Food and Drug Administration's regulatory policy and enforcement positions on certain aspects of the new law are still evolving. Moreover, ongoing and future litigation between dietary supplement companies and the Food and Drug Administration will likely further refine the legal interpretations of the Dietary Supplement Health and Education Act. As a result, the regulatory status of certain types of dietary supplement products, as well as the nature and extent of permissible claims will remain unclear for the foreseeable future. Two areas in particular that pose potential regula tory risk are the limits on claims implying some benefit or relationship with a disease or related condition and the application of the physical separation requirement for "third party literature" as applied to Internet sales.

  In addition to the regulatory scheme under the Food, Drug and Cosmetic Act, the advertising and promotion of dietary supplements, foods, over-the-counter drugs and cosmetics is subject to scrutiny by the Federal Trade Commission. The Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and the Federal Trade Commission has pursued numerous food and dietary supplement manufacturers and retailers for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media. The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative, "Operation Cure-All," targeting allegedly bogus health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements.

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

Item 4.     Submission of Matters to a Vote of Security Holders

  No matters were submitted to the shareholders during the twelve-month period ended June 30, 2002.
                                PART II

Item 5.  Market for common equity and related stockholder matters

  No established public trading market exists fur Savannah River Group, Inc.'s securities. Savannah River Group, Inc. has no common equity subject to outstanding purchase options or warrants. Savannah River Group. Inc. has no securities convertible into its common equity. There is no common equity that could be sold pursuant to Rule 144 under the Securities Act or that Savannah River Group, Inc. has agreed to register under the Securities Act for sale by shareholders. Except for this offering, there is no common equity that is being, or has been, publicly proposed to be, publicly offered by Savannah River Group, Inc. As of June 30, 2002 there were twelve record holders of Savannah River Group, Inc., common stock.

Item 6.  Management's discussion and analysis or plan of operation

  The following discussion and analysis of Savannah River Group.
Inc.'s financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Form 10K-SB. This Form 10K-SB contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Savannah River Group, Inc.'s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below, as well as those discussed elsewhere in this Form 10K-SB.

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

Results of operations

  During the period from August 19, 1999 (date of inception) through June 30, 2002, Savannah River Group, Inc. has engaged in no significant operations other than organizational activities, acquisition of the rights to market Vitamineralherb products. No revenues were received by Savannah River Group, Inc. during this period.

  For the current fiscal year, Savannah River Group, Inc., anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Act of 1934, and expenses associated with setting up a company structure to begin implementing its business plan. Savannah River Group, Inc. has implemented its first Milestone in its business plan and has determined that a viable market does exist for its products in the state of Georgia. Savannah River Group, Inc. intends to initiate the steps needed to implement Milestone #2 which is to hire two sales people to market the products. The Company anticipates that until these procedures are completed it will not generate revenues and may continue to operate at a loss.

Liquidity and capital resources

  Savannah River Group, Inc. remains in the development stage and, since inception, has experienced no significant change in liquidity-or capital resources or shareholders ' equity. Consequently, Savannah River Group, Inc.'s balance sheet as of June 30, 2002 reflects total assets of $zero. Organizational and legal expenses of $34,308.00 and accounting expenses of $4,450.00 were paid for by the initial shareholders and the existing officers and expensed to operations.

  Savannah River Group, Inc. expects to carry out its plan of business as discussed above. Savannah River Group, Inc. has accounts payable of $6,365.00. Mr. Dussault and Mr. Lowry will serve in their capacity- as officers and directors of Savannah River Group, Inc.
without compensation until a market is developed for the Vitamineralherb products.

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

  In addition. Savannah River Group, Inc. may engage in combination with another business. Savannah River Group, Inc. cannot predict the extent to which its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity with which Savannah River Group, Inc. may eventually combine. Savannah River Group, Inc. has engaged in no discussions concerning potential business combinations and has not entered into any agreement for such a combination.

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

  Mr. Jason Dussault has been president and director of Savannah River Group, Inc. since July 14, 2000. Mr. Dussault also serves as President of Olivia Communications Ltd. (September 2000 - present), a company that specializes in corporate communications for public companies. From 1997 through August 2000, Mr. Dussault was the President of Liberty One Communications Ltd., an investor relations service firm located in British Columbia, Canada. From 1995 through 1997, Mr. Dussault worked for Cypango Ventures in an investor relations capacity. Cypango Ventures is a publicly traded company on the Canadian Dealers Network Exchange (CDNX).

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

  The directors named above are elected for one-year terms at the annual shareholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreements. No employment agreements currently exist or are contemplated.

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

Item 12.  Certain relationships and related transactions

  No director, executive officer or nominee for election as a director of Savannah River Group, Inc., and no owner of five percent or more of Savannah River Group, Inc.'s outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount received exceeds $60,000. Management services having a value of $750.00 per month, and rent and telephone having a value of $500.00 per month have been contributed to the company by Mr. Jason Dussault, it's President and Shane Lowry its Secretary/Treasurer, and these have been charged to operations. Savannah River Group, Inc. shareholder David R. Mortenson is also a shareholder of Vitamineralherb.com, Inc.

Item 13. Exhibits and Reports on Form 8-K. The company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2002.

     Exhibits:
3.1  Articles of Incorporation*
3.2  ByLaws*
4.1  Stock certificate*
10.1 License Agreement*
* Previously filed with initial registration on Form 10-SB.



     In accordance with Section 13 or 15 (d) of the Exchange Act the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SAVANNAH RIVER GROUP, INC.

                              By:   __________________
                                   Shane Lowry
                                   Secretary/Treasurer
                                   Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                          Title

        /s/ Jason Dussault                             President and
Director
     Jason Dussault

       /s/ Shane Lowry                            Secretary/Treasurer,
Director
     Shane Lowry

Dated September 24, 2002

                            CERTIFICATIONS

I, Jason Dussault, certify that:

1.I have reviewed this annual report on Form 10-KSB of Savannah River
Group, Inc.;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 24, 2002.

                                     /s/ Jason Dussault
                                   Jason Dussault

I, Shane Lowry, certify that:

1.I have reviewed this annual report on Form 10-KSB of Savannah River
Group, Inc.;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly presents in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Dated: September 24, 2002.

                                     /s/ Shane Lowry
                                   Shane Lowry









EXHIBIT "A"
Savannah River Group Inc.
(A Development Stage Company)


Index

Independent Auditor's Report  F-1

Balance Sheets F-2

Statements of Operations F-3

Statements of Cash Flows F-4

Statement of Shareholders' Equity  F-5

Notes to the Financial Statements  F-6
Independent Auditor's Report


To the Stockholders and Board of Directors of Savannah River Group Inc.
(A Development Stage Company)


We have audited the accompanying balance sheets of Savannah River Group Inc. (A Development Stage Company) as of June 30, 2002 and 2001 and the related statements of operations, stockholders' deficit and cash flows for the period from August 19, 1999 (Date of Inception) to June 30, 2002 and the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Savannah River Group Inc. (A Development Stage Company), as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the period from August 19, 1999 (Date of Inception) to June 30, 2002 and the years ended June 30, 2002 and 2001 in conformity with U.S. generally accepted accounting principles.

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


"Manning Elliott"


CHARTERED ACCOUNTANTS
Vancouver, Canada
September 10, 2002
Savannah River Group Inc.
(A Development Stage Company)
Balance Sheets


                                                 June 30, June 30,
                                                   2002     2001
                                                    $        $

Assets
License (Note 3)                                    -        -

Total Assets                                        -        -


Liabilities and Stockholders' Deficit
Current Liabilities
 Accounts payable                                 5,365    750
 Accrued
 liabilities                                      1,000    8,000

Total Liabilities                                 6,365    8,750


Contingent Liability (Note 1)

Stockholders' Deficit
Common Stock, 25,000,000 shares authorized with
a par value of $.001; 4,500,000 shares issued
and outstanding respectively                      4,500    4,500
Additional Paid-in Capital (Note 4(c))            31,593   25,843
Donated Capital (Note 4(b))                       34,000   22,000
Deficit Accumulated During the Development Stage (76,458) (61,093)

Total Stockholders' Deficit                       (6,365)  (8,750)

Total Liabilities and Stockholders' Deficit         -         -

(The accompanying notes are an integral part of the financial statements)



Savannah River Group Inc.
(A Development Stage Company)
Statements of Operations


                                     From August 19,1999 Year ended   Year ended
                                    (Date of Inception)   June 30,      June 30,
                                      to June 30, 2002     2002           2001
                                       $                      $             $

Revenues                                     -              -              -

Expenses
 Accounting and audit                       4,450           1,700       2,750
 Amortization                                 667           -              -
 Legal and organization expenses           34,308           1,165      18,643
 License written-off                        1,333           -              -
 Transfer  agent                            1,200           -              -
 Value of services donated by a
 related party (Note 4)                    25,500           9,000      16,500
 Value of rent and telephone donated
 by a related party (Note 4)                8,500           3,000       5,500
 Website maintenance fee                      500             500           -

                                           76,458          15,365      43,393

Net Loss                                  (76,458)        (15,365)    (43,393)


Loss Per Share                                              -            (.01)


Weighted Average Shares Outstanding                       4,500,000  4,500,000


(Diluted loss per share has not been presented as the result is anti-dilutive)






(The accompanying notes are an integral part of the financial statements)

Savannah River Group Inc.
(A Development Stage Company)
Statements of Cash Flows


                                   From August 19,1999   Year ended   Year ended
                                   (Date of Inception)     June 30,    June 30,
                                     to June 30, 2002       2002         2001
                                            $                 $            $

Cash Flows to Operating Activities
            Net loss                        (76,458)       (15,365)     (43,393)
 Non cash items
   Expenses paid by a related party on
   the Company's behalf                      31,593          5,750       25,843
   Expenses not paid with cash                2,500             -         -
   Amortization                                 667             -         -
   License written-off                        1,333             -         -
   Value of services and amenities
   donated by a related party                34,000         12,000       22,000
 Change in non-cash working capital items
   Accounts payable                           5,365          4,615         (450)
   Accrued liabilities                        1,000         (7,000)      (4,000)

Net Cash Used by Operating Activities             -             -         -

Cash Flows from Financing Activities
   Increase in  shares issued                     -             -         -

Net Cash Provided by Financing Activities         -             -         -

Change in cash                                    -             -         -
Cash - beginning of period                        -             -         -

Cash - end of period                              -             -         -

Non-Cash Financing Activities
 A total of 2,500,000 shares were
 issued to a former director at a fair
 market value of $0.001 per share
 for organization expenses                       2,500          -         -
 A total of 2,000 shares were issued
 at a fair market value of $.001 per share
 for the acquisition of a license(Note 3)        2,000          -         -
 Debt relating to Company expenses paid
 by the President was forgiven and treated
 as additional paid-in capital                  31,593        5,750    25,843

                                                36,093        5,750    25,843

Supplemental Disclosures
 Interest paid                                   -              -         -
 Income tax paid                                 -              -         -
Savannah River Group Inc.
(A Development Stage Company)
Statement of Shareholders' Deficit
From August 19, 1999 (Date of Inception) to June 30, 2002




                                                                          Deficit
                                                                          Accumulated
                                                     Additional           During the
                                      Common Stock   Paid-in    Donated   Development
                                     Shares  Amount  Capital    Capital   Stage
                                     #          $       $          $         $
Balance-August 19,
1999 (Date of Inception)                -       -       -          -          -
Stock issued for $2,500 of
organizational expenses             2500000   2,500     -          -          -
Stock issued for license            2000000   2,000     -          -          -
Net loss for the period                 -       -       -          -     (17,700)

Balance - June 30, 2000             4500000   4,500     -          -     (17,700)
 Net loss for the year                  -       -       -          -     (43,393)
 Expenses paid by shareholder on
 behalf of the Company                  -       -     25,843       -          -
 Services and amenities
 contributed by a shareholder           -       -       -       22,000        -

Balance - June 30, 2001             4500000   4,500   25,843    22,000   (61,093)
 Net loss for the year                  -       -       -          -     (15,365)
 Expenses paid by shareholder on
 behalf of the Company                  -       -      5,750       -          -
 Services and amenities contributed
 by a shareholder                       -       -       -       12,000        -

Balance - June 30, 2002             4500000   4,500   31,593    34,000   (76,458)




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


2.Summary of Significant Accounting Policies
  (a) Year end
     The Company's fiscal year end is June 30.






(The accompanying notes are an integral part of the financial statements)
Savannah River Group Inc.
(A Development Stage Company)
Notes to the Financial Statements
(expressed in U.S. dollars)
2.   Summary of Significant Accounting Policies (continued)
     (b)  Licenses
     The cost to acquire the License was capitalized. The carrying value of the License is evaluated in each reporting period to determine if there were events or circumstances which would indicate a possible inability to recover the carrying amount. Such evaluation is based on various analyses including assessing the Company's ability to bring the commercial applications to market, related profitability projections and undiscounted cash flows relating to each application which necessarily involves significant management judgment. Where an impairment loss has been determined the carrying amount is written-down to fair market value. Fair market value is determined as the amount at which the license could be sold in a current transaction between willing parties. The License has been written-off to operations as at December 31, 1999 due to cancellation of the Biocatalyst License Agreement.
  (c) Cash and Cash Equivalents
     The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.
  (d) Revenue Recognition
     The Company will receive from the Licensor, commissions on the net sales made by the Company's customers through the Grantor's Web Site. The Grantor will retain a 10% override on gross sales made through the website by the licensee. The commission revenue will be recognized in the period the sales have occurred. The Company will report the commission revenue on a net basis as the Company is acting as an Agent for the Licensor and does not assume any risks or rewards of the ownership of the products. This policy is prospective in nature as the Company has not yet generated any revenue.
  (e) Use of Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.
  (f) Offering Costs
     In accordance with SEC staff accounting Bulletin No. 5 offering costs may properly be deferred and charged against proceeds of the offering. The Company has elected to charge such offering costs to operations.
  (g) Accounting for Stock-Based Compensation
     SFAS No. 123, "Accounting for Stock-Based Compensation," requires that stock awards granted be recognized as compensation expense based on fair values at the date of grant. Alternatively, a company may account for stock awards granted under Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and disclose pro forma income amounts which would have resulted from recognizing such awards at their fair value. The Company has elected to account for stock-based compensation for employees under APB No. 25 and make the required pro forma disclosures for compensation expense. Stock based compensation for non-employees are accounted for using SFAS No. 123.

3.   Licenses
  (a) The Company acquired a license to market and distribute a product in Virginia. The Company's right to use this license was in jeopardy due to a lawsuit between the vendor of the license and the original owner. As a result, the unamortized balance of $1,333 was written-off to operations. The Company and its shareholder have the right to sue for breach of contract. This license was cancelled and all financial obligations pursuant to the License Agreement were extinguished.
  (b) As a replacement for the above license, at no additional cost, the Company was granted additional rights to market vitamins, minerals, nutritional supplements and other health and fitness products through the Grantor's Web Site. The Company desires to market these products to medical practitioners, alternative health professionals, martial arts studios and instructors, sports and fitness trainers, other health and fitness practitioners, school and other fund raising programs and other similar types of customers in Georgia. The license was acquired on February 14, 2000 for a term of three years. The Company must pay an annual fee of $500 for maintenance of the Grantor's Web Site commencing on the anniversary date. The Grantor has waived the annual fee for 2002. The licensor retains 10% of the gross sales.
     The Company has conducted a marketing survey to determine its core target market from amongst the potential clients under its Vitamineralherb.com license. The results indicate a favourable marketing opportunity in the State of Georgia.
     Also see Note 1 for further details on the licenses.


4.   Related Party Transactions
  (a) Acquisition of License
     The License referred to in Note 3(a) was sold to the Company by a partnership whose general manager is the spouse of the former Secretary/Treasurer of the Company and a former director for consideration of 2,000,000 shares for total fair market consideration of $2,000, also being the transferor's cost of such license. These shares were paid evenly to the ten partners. The replacement license was also owned by the same partnership. The general manager of the partnership owns 200,000 shares of Vitamineralherb.com.
  (b) Donated services and amenities
     Management services having a value of $750 per month and rent and telephone having a value of $500 per month were contributed by the President of the Company and charged to operations. Management services are based on time spent by the President on the Company's affairs. Rent and telephone are based upon a reasonable allocation of expenses paid by an affiliated company. These expenses would not have been any different had the Company been an unaffiliated company.
  (c) Forgiveness of debt
     Expenses of the Company in the amount of $5,750 ($25,843 to June 30, 2001) were paid by the President of the Company. The related debt owing to the President was forgiven by the President. The debt was treated as additional paid-in capital.








(The accompanying notes are an integral part of the financial statements)